Form 10-Q
period 2022-06-30
AFC BDC Inc.
filed 2022-08-12
CIK 1892091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 814-01525
AFC BDC Inc.
(Exact name of registrant as specified in its charter)

Maryland	87-3220232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
525 Okeechobee Blvd. , Suite 1650, West Palm Beach, FL 33401
(Address of principal executive offices) (Zip Code)
(561) 510-2390
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of August 12, 2022, the registrant had 5,500,000 shares of common stock, $0.01 par value per share, outstanding.

Index
AFC BDC Inc.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AFC BDC INC.
STATEMENT OF ASSETS AND LIABILITIES
(unaudited)

As of June 30, 2022
Assets:
Investments at fair value (cost of $42,026,289)	$41,418,541
Cash and cash equivalents	68,478,029
Interest receivable	713,484
Prepaid expenses and other assets	65,478
Total assets	$110,675,532

Liabilities:
Accrued management fees	$110,266
Accrued direct administrative expenses	252,143
Accounts payable and other liabilities	136,310
Total liabilities	498,719

Commitments and contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock, par value $0.01 per share, 500,000,000 shares authorized, and 5,500,000 shares issued and outstanding	55,000
Additional paid-in-capital	109,945,000
Distributable earnings	176,813
Total net assets	110,176,813

Total liabilities and net assets	$110,675,532

Net asset value per share	$20.03
(See accompanying notes to the financial statements)

Index
AFC BDC INC.
STATEMENT OF OPERATIONS
(unaudited)

For the period from April 28, 2022 (date of commencement of operations) to June 30, 2022
Investment income
Interest income	$1,250,844
Total investment income	1,250,844

Expenses
Management fees	110,266
General and administrative expenses	189,680
Professional fees	166,336
Total expenses	466,282

Net investment income (loss)	784,562

Unrealized (losses) gains on investments
Net change in unrealized (depreciation) appreciation on investments	(607,749)
Net change in unrealized (depreciation) appreciation on investments	(607,749)

Net increase (decrease) in net assets resulting from operations	$176,813

Per share information – basic and diluted
Net investment income per share	$0.14
Net increase (decrease) in net assets resulting from operations	$0.03
Weighted average shares of common stock outstanding	5,500,000
(See accompanying notes to the financial statements)

Index
AFC BDC INC.
STATEMENT OF CHANGES IN NET ASSETS
(unaudited)

For the period from April 28, 2022 (date of commencement of operations) to June 30, 2022

Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$784,562
Net change in unrealized (depreciation) appreciation on investments	(607,749)
Net increase (decrease) in net assets from operations	176,813

Capital transactions:
Issuance of common shares	110,000,000
Net increase (decrease) in net assets from capital transactions	110,000,000

Net increase (decrease) in net assets	110,176,813

Net assets at beginning of period	—
Net assets at end of period	$110,176,813
Net asset value per common share	$20.03
(See accompanying notes to the financial statements)

Index
AFC BDC INC.
STATEMENT OF CASH FLOWS
(unaudited)

For the period from April 28, 2022 (date of commencement of operations) to June 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$176,813

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on investments	607,749
Accretion of original issue discount	(249,234)
Payment-in-kind interest	(97,436)
Fundings of investments, net	(370,048)
Changes in operating assets and liabilities
(Increase) decrease in interest receivable	(352,235)
(Increase) decrease in prepaid expenses and other assets	(65,478)
Increase (decrease) in interest reserve	(48,706)
Increase (decrease) in accrued management fees	110,266
Increase (decrease) in accrued direct administrative expenses	252,143
Increase (decrease) in accounts payable and other liabilities	136,310
Net cash provided by (used in) operating activities	100,144

Cash flows from financing activities:
Proceeds from issuance of capital stock(1)	68,377,885
Net cash provided by (used in) financing activities	68,377,885

Net increase (decrease) in cash and cash equivalents	68,478,029
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$68,478,029

Supplemental disclosure of non-cash activity
Interest paid during the period	$—
Income taxes paid during the period	$—
Investments acquired for issuance of shares of common stock in connection with the Merger(1)	$41,622,115
(1) On April 28, 2022, in connection with the Merger Agreement (as defined in Note 8), the Company acquired net assets of $110,000,000, which included $41,260,866 of investments, net of $48,706 interest reserve, $68,377,885 cash and cash equivalents, and interest receivable of $361,249. No liabilities were assumed, nor any transaction costs incurred for a total stock consideration of $110,000,000. For further details, refer to Note 8.

(See accompanying notes to the financial statements)

Index
AFC BDC INC.
SCHEDULE OF INVESTMENTS
As of June 30, 2022
(unaudited)

Portfolio Company (1)	Type of Investment	Outstanding Principal(2)	Cost(2)	Fair Value	% of Net Assets(3)	Interest Rate	Reference Rate and Spread(4)	Maturity Date(5)

AYR Wellness Inc.	Seller notes	$10,320,000	$9,014,194	$8,823,600	8.0%	8.0%	Fixed	10/1/2024
AYR Wellness Inc.	Seller notes	12,413,275	10,666,003	10,520,250	9.5%	8.0%	Fixed	3/1/2025
Evermore Cannabis Co.(6)	Senior secured loan	5,740,622	5,464,477	5,436,369	4.9%	16.3%	L + 12.0% (+2.5% PIK)	8/1/2026
Justice Cannabis Co.(6)(7)
Justice Cannabis Co. Tranche A	Senior secured loan	569,458	548,300	544,403	0.5%	15.8%	L + 12.0% (+2.0% PIK)	5/1/2026
Justice Cannabis Co. Tranche B	Senior secured loan	5,085,548	4,944,990	4,861,784	4.4%	15.8%	L + 12.0% (+2.0% PIK)	5/1/2026
Justice Cannabis Co. Tranche C	Senior secured loan	1,872,659	1,803,692	1,792,135	1.6%	9.0%	Fixed	5/1/2026
Acreage Holdings, Inc.(6)	Senior secured loan	10,000,000	9,584,633	9,440,000	8.6%	9.8%	Fixed	1/1/2026
Total investments		$46,001,562	$42,026,289	$41,418,541	37.5%
(1)All of the portfolio companies are debt investments that operate in the United States cannabis industry.
(2)The difference between the Outstanding Principal and the Amortized Cost amount of the investments consists of unaccreted original issue discount (“OID”).
(3)Percentages are based on fair value.
(4)References to debt investments with a LIBOR rate component or “L” are to 30-day LIBOR with a floor of 1.0%.
(5)Certain investments are subject to contractual extension options and may be subject to performance based or other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The lender parties may also extend contractual maturities and amend other terms of the investments in connection with investment modifications.
(6)Represent co-investments made with the Company’s affiliates. See Note 10 “Related Party Transactions”.
(7)Justice Cannabis Co. comprises 6.5% of net assets cumulatively across all three tranches.
(See accompanying notes to the financial statements)

Index
AFC BDC INC.
NOTES TO FINANCIAL STATEMENTS
As of June 30, 2022
(unaudited)
1. ORGANIZATION
AFC BDC Inc. (the “Company”) is an externally managed, closed-end investment company that has elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as of April 29, 2022. In addition, the Company has elected to be treated as a registered investment company (“RIC”) for U.S. federal income tax purposes under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing in the fiscal year ending September 30, 2022. AFC Advisor LLC, a Delaware limited liability company and affiliate of the Company (the “Advisor” and “Administrator”), serves as the Company’s investment adviser and administrator. The Company has entered into an investment advisory agreement, dated April 4, 2022, with the Advisor (the “Advisory Agreement”), under which the Advisor provides certain investment advisory and management services to the Company. Additionally, the Company has entered into an administrative services agreement, dated April 4, 2022, with the Administrator (the “Administration Agreement”), under which the Administrator provides certain administrative and other services necessary for the Company to operate.
The Company was incorporated under the laws of the State of Maryland on September 8, 2021 and commenced operations on April 28, 2022 in connection with the Merger (as defined in Note 8). The Company’s executive offices are located in West Palm Beach, Florida.
The Company’s investment objective is to maximize risk-adjusted returns over time through cash distributions and capital appreciation by providing loans to state-law-compliant cannabis operators and ancillary cannabis businesses (defined as businesses that provide goods and/or services to cannabis operators, but are not themselves licensed to cultivate, process or dispense cannabis). The Company operates as one operating segment and originates, structures and underwrites or participates in (i) senior secured loans and other types of loans and debt securities for cannabis industry operators in states that have legalized medicinal and/or adult-use cannabis to the extent permitted by applicable laws and the regulations governing such loan parties and (ii) senior secured loans, other types of loans and debt and equity securities in ancillary cannabis businesses with strong fundamentals.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 946, “Financial Services - Investment Companies.”
The accompanying unaudited interim financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q under Regulation S-X under the Securities Act of 1933, as amended. The Company’s fiscal year ends on September 30 each calendar year.
The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending September 30, 2022.
Use of estimates
The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of income and expenses during the period. Accordingly, actual results could differ materially from those estimates under different assumptions and conditions.
Cash and Cash Equivalents
Cash consists of deposits held at a custodian bank. Cash and short-term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purpose of the statement of assets and liabilities, which may include temporary investments in U.S. Treasury Bills (of varying maturities) or money market funds.

Index
Investments in money market funds are held as cash equivalents and are valued at their most recently traded net asset value (“NAV”) per share.
Income Taxes
The Company has elected to be treated as a RIC under subchapter M of the Internal Revenue Code of 1986, as amended, and to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends.
Depending on the level of taxable income earned during a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company does not expect to incur a U.S. federal excise tax for calendar year 2022.
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2022, there were no uncertain tax positions and no amounts accrued for interest or penalties. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major jurisdiction is federal.
Investment transactions and investment income
Interest income from the Company’s debt investments is accrued based upon the outstanding principal amount and the contractual terms of each investment. As applicable, original issue discount and market discount or premium on the Company’s investments are capitalized, and the Company accretes or amortizes such amounts over the life of the investment as interest income. Delayed draw investments may also earn interest or unused fees on the undrawn portion of the investment commitment amount, which is recognized as interest income in the period earned. Other fees, including prepayment fees and exit fees, are recognized as interest income when received. As of June 30, 2022, the Company’s portfolio includes debt investments that contain payment-in-kind (“PIK”) provisions. The PIK interest computed at the contractual rate specified in each applicable agreement, is accrued and added to the principal balance of the investment monthly in arrears and recorded as interest income. The PIK income added to the principal balance is generally collected upon repayment or amortization of the outstanding principal.
Investment transactions are accounted for on a trade-date basis at cost, net of any original issue discounts. When investments are disposed of, distributed or written-off, the related gain or loss is classified as realized. Such realized gain or loss is calculated by specifically identifying the cost of such investment. The changes in unrealized appreciation and/or depreciation in the investments’ fair value between reporting periods are recognized on a current basis in the statement of operations.
Fair value measurements
The Company follows ASC 820, Fair Value Measurement (“ASC 820”), which expands the application of fair value accounting. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820 requires the Company to assume that the investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company has considered its principal market as the market in which the Company exits its investments with the greatest volume and level of activity. ASC 820 specifies a hierarchy of

Index
valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:
•Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
If inputs used to measure fair value fall into different levels of the fair value hierarchy, an investment's level is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. This includes investments that are valued using "bid" and "ask" prices obtained from independent third-party pricing services or directly from brokers.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, the Company obtains and analyzes readily available market quotations provided by pricing vendors and brokers for all of the Company’s investments for which quotations are available. In determining the fair value of a particular investment, pricing vendors and brokers use observable market information, including both binding and non-binding indicative quotations.
The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value. The valuation techniques used by the Company to determine fair value are consistent with the market or income approaches.
For fair value measurements categorized within Level 3 of the fair value hierarchy, a reporting entity shall provide quantitative information about the significant unobservable inputs used in the fair value measurement.
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference the LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. The optional relief can be applied beginning January 1, 2020 and ending December 31, 2022. The Company does not believe the adoption of this ASU will have a material impact on its financial statements.
3. INVESTMENTS AT FAIR VALUE
As of June 30, 2022, the Company’s portfolio included five debt investments held at fair value, all of which were in U.S. cannabis operators. The aggregate originated commitment under these investments was approximately $49.2 million and outstanding principal was approximately $46.0 million as of June 30, 2022. For the period from April 28, 2022 to June 30, 2022, the Company funded approximately $0.4 million of additional principal. As of June 30, 2022, approximately 25% of the Company’s portfolio investments have floating interest rates. These floating rates are subject to LIBOR floors, with a weighted average floor of 1.0%, calculated based on investments with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).
The following table summarizes the Company’s investment portfolio at amortized cost and fair value as of June 30, 2022:

	As of June 30, 2022
	Amortized Cost	Fair Value
Debt investments	$42,026,289	$41,418,541
Total investments	$42,026,289	$41,418,541

Index
The Company’s assets recorded at fair value have been categorized based on a fair value hierarchy as described in the Company’s significant accounting policies in Note 2.
The following tables summarize the Company’s investments measured at fair value as of June 30, 2022:

	Fair Value Measurement as of June 30, 2022
	Total	Level 1	Level 2	Level 3
Debt investments	$41,418,541	$—	$—	$41,418,541
Total investments	$41,418,541	$—	$—	$41,418,541
The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s investments that are categorized in Level 3 of the fair value hierarchy as of June 30, 2022:

	As of June 30, 2022
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Debt investments	$41,418,541	Yield analysis	Market Yield	12.94% - 20.11%	16.6%
Total investments	$41,418,541
The following table presents changes in investments held at fair value as of and for the period from April 28, 2022 to June 30, 2022:

Debt Investments

Investments acquired at fair value at April 28, 2022(1)	$41,309,572
Change in unrealized (depreciation) appreciation on investments, net	(607,749)
New fundings, net	370,048
Accretion of original issue discount	249,234
PIK interest	97,436
Investments at fair value at June 30, 2022	$41,418,541
(1) Refer to Note 8 for further consideration of investments acquired pursuant to the merger with AFC BDC Warehouse.
The change in unrealized (depreciation) appreciation included in the unaudited interim statement of operations attributable to investments held at June 30, 2022 is $(607,749).
4. INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of June 30, 2022:

As of June 30, 2022

Interest receivable	$681,571
PIK receivable	21,384
Unused fees receivable	10,529
Total interest receivable	$713,484
5. INTEREST RESERVE
During the quarter, the Company had one investment that included an investment funded interest reserve. For the period from April 28, 2022 to June 30, 2022, approximately $48,706 of interest income was earned and disbursed from the interest reserve. As of June 30, 2022, the Company did not have any investments with interest reserves.

Index
The following table presents changes in interest reserve as of and for the period from April 28, 2022 to June 30, 2022:

For the period from April 28, 2022 (date of commencement of operations) to June 30, 2022
Beginning reserves	$—
New reserves(1)	48,706
Reserves disbursed	(48,706)
Ending reserves	$—
(1) The interest reserve on the Justice Grown investment was acquired as part of the merger with AFC BDC Warehouse on April 28, 2022. Refer to Note 8 for further considerations of the Merger Agreement.
6. DEBT
Revolving Credit Facility
On June 29, 2022, the Company entered into the Unsecured Revolving Credit Agreement (the “Revolving Credit Agreement”), by and between the Company, as the borrower, and AFC Finance, LLC, as the agent and lender. AFC Finance, LLC is an affiliated entity wholly-owned by Leonard M. Tannenbaum, the Company’s Chief Executive Officer and the manager of the Advisor, the Company’s investment adviser. The Revolving Credit Agreement provides for, among other things, a $50.0 million unsecured revolving loan credit facility, maturing June 30, 2023 (the “Revolving Credit Facility”). The Revolving Credit Facility provides for revolving credit commitments of up $50.0 million aggregate principal amount, which may be borrowed, repaid and redrawn, from time to time under the Revolving Credit Agreement. Amounts borrowed under the Revolving Credit Facility accrue interest at a fixed rate of 8% per annum, payable in cash in arrears on the first day of each quarter. The Company did not incur any fees related to its entry into the Revolving Credit Facility, nor does the Revolving Credit Facility include an annual fee or unused fees.
As of June 30, 2022, the Company had not drawn on the Revolving Credit Facility. As such, there was no interest expense incurred for the period from April 28, 2022 (date of commencement of operations) to June 30, 2022. As of June 30, 2022, the Company had $50.0 million in available borrowing capacity under the Revolving Credit Facility.
7. COMMITMENTS AND CONTINGENCIES
The Company is permitted to borrow amounts such that its asset coverage ratio is at least 150% after such borrowing, as approved by its shareholders in accordance with the Investment Company Act. As of June 30, 2022, the Company does not have any outstanding debt.
From time to time, the Company may enter into commitments to fund investments. As of June 30, 2022, the Company had the following unfunded commitments under loan and financing agreements:

As of June 30, 2022

Total original investment commitments	$49,209,506
Less: drawn commitments	(46,682,523)
Total undrawn commitments	$2,526,983

Portfolio Company	Type of Investment	Unfunded Commitments

Justice Cannabis Co. Tranche B	Senior secured loan	$2,526,983
Total investments		$2,526,983

Index
The Company from time to time may be a party to litigation in the normal course of business. As of June 30, 2022, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
The Company invests in companies operating in the cannabis industry which involves significant risks, including the risk of strict enforcement against the Company’s borrowers of the federal illegality of cannabis, the Company’s borrowers’ inability to renew or otherwise maintain their licenses or other requisite authorizations for their cannabis operations, and such investments lack of liquidity, and the Company could lose all or part of any of the Company’s investment.
The Company’s ability to grow or maintain our business depends on state laws pertaining to the cannabis industry. New laws that are adverse to the Company’s borrowers may be enacted, and current favorable state or national laws or enforcement guidelines relating to cultivation, production and distribution of cannabis may be modified or eliminated in the future, which would impede the Company’s ability to grow and could materially adversely affect the Company’s business.
Management’s plan to mitigate risks include monitoring the legal landscape as deemed appropriate. Also, should an investment default or otherwise be seized, the Company may be prohibited from owning cannabis assets and thus could not take possession of collateral, in which case the Company would look to sell the investment, which could result in the Company realizing a loss on the transaction.
8. NET ASSETS
Subscriptions and Drawdowns
In connection with its formation, the Company has the authority to issue up to 550,000,000 shares, initially consisting of 500,000,000 shares of common stock, $0.01 par value per share (“Common Stock”) and 50,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). Through its private offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice.
Equity Issuances
In connection with the Merger (as defined below) with AFC BDC Warehouse on April 28, 2022, the Company acquired net assets of $110.0 million for total stock consideration of $110.0 million.
Distributions
There were no redemptions or distributions for the period from April 28, 2022 to June 30, 2022.
Dividend Reinvestment
The Company has adopted a dividend reinvestment plan (“DRP”), pursuant to which it reinvests all cash dividends declared by the Board of Directors of the Company (the “Board”) on behalf of its Shareholders who elected not to receive their dividends in cash. Shareholders who have opted into the Company’s DRP will have their cash distributions automatically reinvested in additional Shares as described below, rather than receiving the cash dividend or other distribution. The number of Shares to be issued to a Shareholder under the DRP will be determined by dividing the total dollar amount of the distribution payable to such Shareholder by the NAV per Share, as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared. Shareholders who receive distributions in the form of shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those Shareholders will not receive cash with which to pay any applicable taxes. The Company intends to use newly issued shares to implement the plan. Shares issued under the dividend reinvestment plan will not reduce outstanding Capital Commitments.
Initial Merger Transaction
On April 28, 2022, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”) with AFC BDC Warehouse LLC (“AFC BDC Warehouse”). The Merger Agreement provided the terms whereby AFC BDC Warehouse merged with and into the Company, with the Company continuing as the surviving entity (the “Merger”). In accordance with the terms of the Merger Agreement, at closing each limited liability company membership interest of AFC BDC Warehouse issued and outstanding immediately prior to the Merger automatically converted into a pro rata share

Index
(based on such member’s percentage interest in AFC BDC Warehouse, adjusted downward for fractional shares) of an aggregate 5,500,000 shares of the Company’s common stock issued in the Merger.
Organization costs include costs relating to the formation and incorporation of the business. These costs are expensed as incurred. As of June 30, 2022, the Company has not incurred organization or offering costs. Such costs incurred through the date of the Merger have been paid by AFC BDC Warehouse LLC or the Company’s Advisor. The Company will not be required to reimburse these entities for such costs.
Prior to the Merger, the Company’s sole shareholder was Leonard M. Tannenbaum, the Company’s Chief Executive Officer and the manager of the Advisor. Pursuant to the Merger Agreement, in connection with the consummation of the Merger, the shares of common stock owned by the Company’s sole shareholder immediately prior to the Merger were automatically redeemed and cancelled in exchange for a cash payment from the Company equal to $20.00 per share for an aggregate payment of $1,000.
Upon consummation of the Merger, certain officers of the Company and principals of the Advisor became shareholders of the Company pursuant to the terms of the Merger Agreement. In exchange with their respective interests in AFC BDC Warehouse, Leonard Tannenbaum (Manager of the Advisor, Chief Executive Officer of the Company), Bernard D. Berman (President and Chairman of the Company), Brett Kaufman (Chief Financial Officer and Treasurer of the Company), Robyn Tannenbaum (Director), and an entity owned and controlled by Jonathan Kalikow, all of whom are principals of the Advisor, were each issued shares of the Company in connection with the Merger.
The aggregate number of shares of the Company’s common stock issued in the Merger was determined based on (a)(i) the aggregate net asset value of AFC BDC Warehouse determined as of March 31, 2022, plus (ii) capital contributions (if any) received by AFC BDC Warehouse during the period from but excluding March 31, 2022 through the close of business on the business day immediately prior to the Merger (the “Adjustment Period”), plus (iii) accrued but unpaid interest and normally recurring fees accrued but not paid, and accretion of original issue discount, during the Adjustment Period, minus (iv) cash distributions, if any, made by AFC BDC Warehouse during the Adjustment Period, plus or minus (v) such adjustment as the parties mutually agree to be reasonable or appropriate in view of any material change during the Adjustment Period to a portfolio company in which AFC BDC Warehouse has invested; and plus or minus (vi) such other adjustment as the parties mutually agree to be reasonable or appropriate in the circumstances, divided by (b) a per share price of $20.00.
On April 28, 2022, the Company completed the Merger with AFC BDC Warehouse, pursuant to the Merger Agreement. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations - Related Issues. The fair value of the merger consideration paid by the Company was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of acquisition and did not give rise to goodwill. The fair value of the net assets acquired equated to the fair value of the merger consideration paid by the Company.
The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the merger with AFC BDC Warehouse:

Consideration paid by the Company:
Common stock issued by the Company(1)	$110,000,000
Total purchase price	110,000,000

Assets acquired:
Cash	$68,377,885
Interest receivable on portfolio	361,249
Investments(2)	41,260,866
Net assets acquired	$110,000,000
(1) Common stock consideration was issued at the Company’s Net Asset Value of $20.00 at the date of the Merger.
(2) Investments acquired were recorded at fair value at the date of the acquisition, which is also the Company’s initial cost basis. The investments acquired are presented net of the interest reserve acquired with the Justice Grown investment of approximately $48,706.
9. EARNINGS PER SHARE

Index
In accordance with the provisions of ASC Topic 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2022, there were no dilutive shares.
The following information sets forth the computations of basic and diluted weighted average earnings per common share for the period from April 28, 2022 to June 30, 2022:

For the period from April 28, 2022 (date of commencement of operations) to June 30, 2022

Net increase (decrease) in net assets from operations	$176,813
Divided by:
Weighted average shares of common stock outstanding – basic and diluted	5,500,000
Earnings per common share – basic and diluted	$0.03
10. RELATED PARTY TRANSACTIONS
Initial Merger Transaction
On April 28, 2022, the Company completed the Merger with AFC BDC Warehouse, whereby certain officers of the Company and principals of the Advisor became shareholders of the Company pursuant to the terms of the Merger Agreement. In exchange for their respective interests in AFC BDC Warehouse, Leonard Tannenbaum (Manager of the Advisor, Chief Executive Officer of the Company), Bernard D. Berman (President and Chairman of the Company), Brett Kaufman (Chief Financial Officer and Treasurer of the Company), Robyn Tannenbaum (Director), and an entity owned and controlled by Jonathan Kalikow, all of whom are principals of the Advisor, were each issued shares of the Company in connection with the Merger. See Note 8 “Net Assets” within our financial statements included in this report for additional detail regarding the Merger.
Principals of the Advisor and their affiliates collectively own approximately 9.1% of the outstanding shares of the Company’s common stock as of June 30, 2022.
Investment Advisory Agreement
The Advisor serves as the Company’s investment adviser pursuant to the Advisory Agreement, by and between the Company and the Advisor. The Advisor is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).
Management Fee
Pursuant to the Advisory Agreement, prior to an initial public offering (“IPO”) of the Company’s stock, if any, the Company will pay to the Advisor an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.50% of the Company’s NAV at the end of the most recently completed calendar quarter, excluding the portion of NAV represented by cash or cash equivalents (“Fee-Eligible NAV”). Following an IPO, the Management Fee will be calculated at an annual rate of 1.50% of gross assets (other than cash or cash equivalents but including assets purchased with borrowed funds), based on the value of our total assets at the end of the most recently completed calendar quarter. The Management Fee is payable quarterly in arrears. The Management Fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted (based on the number of days actually elapsed at the end of such partial month or quarter) relative to the total number of days in such month or quarter.
For the period from April 28, 2022 to June 30, 2022, Management Fees incurred were $110,266, of which $110,266 remained payable as of June 30, 2022.
Incentive Fee

Index
The Company pays the Advisor an incentive fee (the “Incentive Fee”) as set forth below. The Incentive Fee includes two components:
The first component of the Incentive Fee is the “Incentive Fee on Income,” which is calculated and paid in arrears based on the Company’s Pre-Incentive Fee Net Investment Income for the immediately preceding quarter (or upon termination of the Advisory Agreement, as of the termination date). “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies, other than fees for providing managerial assistance) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID debt instruments with payment-in-kind interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
To determine whether the Incentive Fee on Income exceeds the hurdle rate, Pre-Incentive Fee Net Investment Income is expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter. Because of the structure of the Incentive Fee on Income, it is possible that the Company may pay an Incentive Fee in a calendar year in which it incurs a loss.
The calculation of the Incentive Fee on Income for each quarter is as follows:
(A) No Incentive Fee on Income will be payable to the Advisor in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the preferred return rate of 1.50% (the “Preferred Return”) on net assets;
(B) 50% of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the Preferred Return but is less than or equal to 2.5% in any calendar quarter will be payable to the Advisor. This portion of the Company’s Incentive Fee on Income is referred to as the “catch up” and is intended to provide the Advisor with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches 2.5% on net assets in any calendar quarter; and
(C) For any quarter in which the Company’s Pre-Incentive Fee Net Investment Income exceeds 2.5% on net assets, the Incentive Fee on Income will equal 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.
The second component of the Incentive Fee is the “Capital Gains Incentive Fee,” which is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement) in an amount equal to 20% of realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of the fiscal year, less the aggregate amount of any previously paid Capital Gains Incentive Fee.
Once an Incentive Fee on Income is earned and paid to the Advisor, it is not refundable, notwithstanding any losses incurred by the Company in subsequent periods, except that if the Company’s Pre-Incentive Fee Net Investment Income for any fiscal year does not exceed the amount equal to the product of (i) 6.0% and (ii) the Company’s NAV as of the last day of the immediately preceding fiscal year (such amount, the “Annual Hurdle Amount”), the Advisor will be obligated to pay the Company (such obligation to pay, the “Clawback Obligation”) an amount equal to the aggregate Incentive Fee on Income that was earned and paid to the Advisor during such fiscal year (such amount, the “Clawback Amount”); provided that under no circumstances will the Clawback Amount be more than the amount by which the Annual Hurdle Amount exceeds Pre-Incentive Fee Net Investment Income for the specified fiscal year. The Clawback Obligation is determined on an annual basis and any Incentive Fee on Income earned during a specified fiscal year will not be subject to the Clawback Obligation with respect to the Incentive Fee on Income earned during any prior or subsequent fiscal year. Notwithstanding the foregoing, for the Company’s first fiscal year, the Annual Hurdle Amount shall be the product of (i) 6% and (ii) the Company’s NAV immediately following the closing (at the Advisor’s sole determination) of the Company’s initial capital raise in connection with its election to be a BDC.
For the period from April 28, 2022 to June 30, 2022, no Incentive Fees were incurred. For the period from April 28, 2022 to June 30, 2022, the Company did not accrue or pay any Incentive Fees based on capital gains.

Index
Administration Agreement
Under the terms of the Administration Agreement between the Company and the Advisor, the Advisor will perform, or oversee the performance of, administrative services for us, which include, but are not limited to, procuring office space, utilities, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, managing the payment of expenses, and the performance of administrative and professional services, which could be rendered by third parties or employees of the Advisor or its affiliates. The Company will reimburse the Advisor for all expenses incurred by it on behalf of the Company and certain services performed for the Company pursuant to the terms of the Administration Agreement.
The Administration Agreement provides that the Advisor and its affiliates’ respective officers, directors, members, managers, shareholders and employees are entitled to indemnification from the Company from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on the Company’s behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement.
The Company does not pay the Advisor any fees pursuant to the Administration Agreement. The Company reimburses the Advisor for administrative expenses it incurs as a result of providing these services. For the period from April 28, 2022 (date of commencement of operations) to June 30, 2022, the Company had incurred but not yet reimbursed the Advisor for administrative expenses in the amount of $208,495 that is included in accrued direct administrative expenses as of such date.
Amount payable to the Company’s Advisor as of June 30, 2022 was $252,143.
Co-Investment with Affiliates
The Company was granted an SEC exemptive order which grants the Company exemptive relief permitting the Company, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of the Advisor.
From time to time, the Company may co-invest with other investment vehicles managed by the Company’s Advisor or its affiliates and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndicating investments. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such investment. As of June 30, 2022, there were three co-invested investments held by the Company and an affiliate of the Company.
Revolving Credit Facility from Affiliate
On June 29, 2022, the Company, as the borrower, entered into the Revolving Credit Agreement with AFC Finance, LLC, as the agent and lender. AFC Finance, LLC is an affiliated entity wholly-owned by Leonard M. Tannenbaum, the Company’s Chief Executive Officer and the manager of AFC Advisor LLC, the Company’s investment adviser. The Revolving Credit Facility provides for revolving credit commitments of up $50.0 million aggregate principal amount, which may be borrowed, repaid and redrawn, from time to time under the Revolving Credit Agreement. Amounts borrowed under the Revolving Credit Facility accrue interest at a fixed rate of 8% per annum, payable in cash in arrears on the first day of each month. The Company did not incur any fees related to its entry into the Revolving Credit Facility, nor does the Revolving Credit Facility include any annual fee or unused fees.
As of June 30, 2022, the Company had not drawn on the Revolving Credit Facility. As such, there was no interest expense incurred for the period from April 28, 2022 (date of commencement of operations) to June 30, 2022. As of June 30, 2022, the Company had $50.0 million in available borrowing capacity under the Revolving Credit Facility.

Index
11. FINANCIAL HIGHLIGHTS
The Company is required to disclose certain financial highlights related to their investment performance and operations. The following is a schedule of financial highlights as of and for the period from April 28, 2022 to June 30, 2022:

For the period from April 28, 2022 (date of commencement of operations) to June 30, 2022
Per share data:(1)
NAV, beginning of period	$—

Results of operations:
Net investment income	0.14
Net realized and net change in unrealized gains (losses)	(0.11)
Net increase (decrease) in net assets resulting from operations	0.03

Shareholder distributions:
Distributions from net investment income	—
Net decrease in net assets resulting from distributions	—

Capital share transactions:
Issuance of common stock	20.00
Net increase (decrease) resulting from capital share transactions	20.00

NAV, end of period	$20.03

Shares outstanding, end of period	5,500,000

Ratio/supplemental data:
Net assets, end of period	$110,176,813
Weighted-average shares outstanding	5,500,000
Total return	0.15%
Portfolio turnover	0.00%
Ratio of net investment income to average net assets(2)	3.47%
Ratio of operating expenses to average net assets(2)	2.06%
(1) Per share data was calculated using the number of shares issued and outstanding as of June 30, 2022.
(2) Ratios are annualized.
12. SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date of issuance of the financial statement and has determined that no events or transactions occurred requiring adjustment or disclosure in the financial statement.

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, filed by AFC BDC Inc. (the “Company,” “we,” “us,” and “our”), and the information incorporated by reference in it, or made in other reports, filings with the SEC, press releases contain forward-looking statements contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The safe harbor provisions of Section 21E of the Exchange Act of 1934, as amended, which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results or performance, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," or words or phrases of similar meaning. Specifically, this Quarterly Report includes forward-looking statements regarding (i) the conditions in the adult-use, and medicinal cannabis markets and their impact on our business; (ii) our portfolio and strategies for the growth thereof; (iii) our working capital, liquidity, capital requirements; (iv) potential state and federal legislative and regulatory matters; (v) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements and/or those of our portfolio companies; (vi) our expectations regarding our portfolio companies and their businesses, including demand, sales volume, profitability, and future growth; and (vii) the amount, collectability and timing of cash flows, if any, from our investments.
These forward-looking statements reflect management’s current views about future events, and are subject to risks, uncertainties and assumptions. Our actual results may differ materially from the future results and events expressed or implied by the forward-looking statements. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:
•the ability of the AFC Advisor LLC (the “Advisor”) to locate suitable investments for us and to monitor and administer our investments;
•changes in, and volatility of the general economy and its impact on the industries in which we invest;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•increased competition;
•fluctuations in interest rates negatively affecting our business and our portfolio companies;
•ability to maintain and enforce our contractual arrangements and relationships with third parties;
•lack of liquidity of investments in our portfolio, particularly those having no liquid trading market;
•actual and potential conflicts of interest with the Advisor, and/or their respective affiliates;
•potential inability of our portfolio companies to achieve their objectives;
•our ability to obtain and maintain financing arrangements;
•the ability of the Advisor or their respective affiliates to attract and/or retain highly talented professionals;
•our ability to qualify and maintain our qualification as a registered investment company (a “RIC”) for U.S. federal income tax purposes under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•our ability to qualify and maintain our qualification as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
•actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;
•increase in the rates of default or decreased recovery rates on debt investments in our portfolio;
•changes in interest rates and impacts of such changes on our results of operations, cash flows and the market value of our investments; and
•interest rate mismatches between our debt investments and any leverage used to fund such investments;
•an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

Index
•an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•an economic downturn could also impact availability and pricing of our financing and our ability to access the debt capital markets;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•interest rate volatility, including the decommissioning of the London Interbank Offered Rate (“LIBOR” or “LIBOR Rate”), could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•estimates relating to our ability to make distributions to a holder of equity interest in the Company (collectively, “Shareholders”) in the future;
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes to tax legislation and our tax position;
•the tax status of the enterprises in which we may invest;
•the effect of legal, tax and regulatory changes including the Coronavirus Aid, Relief and Economic Security Act signed into law in December 2020 and the American Rescue Plan Act of 2021, signed into law in March 2021; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the SEC.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I Item 1A. Risk Factors in our first amendment to the Registration Statement on Form 10 filed with the SEC on April 5, 2022. These forward-looking statements apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the accompanying notes and other information included in this Quarterly Report on Form 10-Q (the “Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this Form 10-Q.
Overview
We are an externally-managed, closed-end, investment company founded by a veteran team of investment professionals. We intend to focus on originating, structuring, underwriting or participating in (i) senior secured loans, other types of loans, which may include loans that do not have a complete set of financial maintenance covenants (“covenant-lite” loans), and debt securities for “cannabis operators” (defined as companies that hold state-issued licenses to cultivate, process or dispense cannabis within such state) in states that have legalized medicinal and/or adult-use cannabis and (ii) debt and equity investments in “ancillary cannabis companies” (defined as businesses that provide goods and/or services to cannabis

Index
operators, but are not themselves licensed to cultivate, process or dispense cannabis) that are poised for growth in the industry.
We were incorporated under the laws of the State of Maryland on September 8, 2021 and commenced operations on April 28, 2022. AFC Advisor LLC (the “Advisor” and “Administrator”), a Delaware limited liability company and affiliate of the Company, serves as our investment adviser and administrator. We have elected to be treated as a BDC under the Investment Company Act, as of April 29, 2022. In addition, we have elected to be treated as a RIC for U.S. federal income tax purposes under subchapter M of the Code, commencing in the fiscal year ending September 30, 2022. Our executive offices are located in West Palm Beach, Florida.
Our Business & Strategy
Our investment objective is to maximize risk-adjusted returns over time through cash distributions and capital appreciation by providing capital to state-law-compliant cannabis operators and ancillary cannabis businesses. We intend to focus on originating, structuring, underwriting or participating in (i) senior secured loans and other types of loans and debt securities for cannabis industry operators in states that have legalized medicinal and/or adult-use cannabis to the extent permitted by applicable laws and the regulations governing such loan parties and (ii) senior secured loans, other types of loans and debt and equity securities in ancillary cannabis businesses with strong fundamentals.
We generate investment income primarily in the form of interest income from senior secured loans and other types of investments that we will originate, structure and underwrite for (i) cannabis operators in states that have legalized medicinal and/or adult-use cannabis to the extent permitted by applicable laws and the regulations governing such loan parties and (ii) ancillary cannabis companies with strong fundamentals.
Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to our Advisor, legal and professional fees, and other operating and overhead related expenses. The expenses incurred by the Advisor and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel providing such investment advisory services for us, are provided and paid for by the Advisor, as applicable, and not by us.
Some investments in our portfolio bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR. Interest on these senior secured investments are generally paid monthly. In some instances, we receive payments on senior secured investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our senior secured investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may also reflect the proceeds of sales of securities. In addition, we may generate revenue in the form of commitment, origination, structuring, diligence, consulting and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies and other investment related income. We also generate income from equity investments in ancillary cannabis companies that are poised for growth in the industry.
Our Investment Portfolio
As of June 30, 2022, we had five debt investments in four portfolio companies with an aggregate fair value of approximately $41.4 million, of which all investments were in U.S. cannabis operators.
The aggregate originated commitment under these investments was approximately $49.2 million and outstanding principal was approximately $46.0 million as of June 30, 2022, respectively. For the period from April 28, 2022 (commencement of operations) through June 30, 2022 (the “Reporting Period”), we funded approximately $0.4 million of additional principal. As of June 30, 2022, approximately 25% of the Company’s portfolio investments have floating interest rates. These floating rates are subject to LIBOR floors, with a weighted average floor of 1.0%, calculated based on investments with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).
The following table summarizes the Company’s investment portfolio at amortized cost and fair value as of June 30, 2022:

	As of June 30, 2022
	Amortized Cost	Fair Value
Debt investments	$42,026,289	$41,418,541
Total investments	$42,026,289	$41,418,541

Index
The following table presents changes in investments held at fair value as of and for the period from April 28, 2022 to June 30, 2022:

Debt Investments
Investments acquired at fair value at April 28, 2022	$41,309,572
Change in unrealized (depreciation) appreciation on investments, net	(607,749)
New fundings, net	370,048
Accretion of original issue discount	249,234
PIK interest	97,436
Investments at fair value at June 30, 2022	$41,418,541
Updates to Our Portfolio During the Period
During the period from April 28, 2022 (commencement of operations) through June 30, 2022, we funded approximately $0.4 million of principal amount to an existing investment. In connection with the Merger Agreement with AFC BDC Warehouse on April 28, 2022, we acquired approximately $41.3 million of investments.
Recent Developments
Subsequent to June 30, 2022, we funded approximately $0.2 million of principal amount of existing commitments.
We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic (including new variants of COVID-19) and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the continued fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related restrictions imposed by state and local governments, and other private businesses, including developing liquidity plans supported by internal cash reserves, and Shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
Results of Operations
We commenced operations on April 28, 2022 and therefore, have no period to compare results for the period ended June 30, 2022.
Our operating results for the period from April 28, 2022 (date of commencement of operations) to June 30, 2022 is as follows:

Index

For the period from April 28, 2022 (date of commencement of operations) to June 30, 2022

Total investment income	$1,250,844
Total expenses	466,282
Net investment income (loss)	784,562
Net change in unrealized (depreciation) appreciation on investments	(607,749)
Net increase (decrease) in net assets resulting from operations	$176,813
Investment Income
For the period from April 28, 2022 to June 30, 2022, total investment income of approximately $1.3 million is primarily comprised of interest income of approximately $0.8 million, PIK income of approximately $0.1 million, fee income of approximately $0.1 million and accretion of OID of approximately $0.2 million.
Total Expenses
For the period from April 28, 2022 to June 30, 2022, total expenses of approximately $0.5 million is primarily comprised of management fees of approximately $0.1 million, legal and professional fees of approximately $0.2 million, and general and administrative expenses of approximately $0.2 million.
Net Change in Unrealized (Depreciation) Appreciation on Investments
We value our portfolio investments quarterly and any changes in fair value are recorded as a change in unrealized (depreciation) appreciation on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

For the period from April 28, 2022 (date of commencement of operations) to June 30, 2022
Unrealized appreciation	$—
Unrealized depreciation	(607,749)
Net change in unrealized (depreciation) appreciation on investments	$(607,749)
The change in unrealized (depreciation) appreciation on investments for the period from April 28, 2022 to June 30, 2022 consisted of the following:

Index

Portfolio Company(1)	Type of Investment	Change in Unrealized (Depreciation) Appreciation on Investments

AYR Wellness Inc.	Seller notes	$(190,594)
AYR Wellness Inc.	Seller notes	(145,753)
Evermore Cannabis Co.	Senior secured loan	(28,109)
Justice Cannabis Co. Tranche A	Senior secured loan	(3,897)
Justice Cannabis Co. Tranche B	Senior secured loan	(83,206)
Justice Cannabis Co. Tranche C	Senior secured loan	(11,557)
Acreage Holdings, Inc.	Senior secured loan	(144,633)
Net change in unrealized (depreciation) appreciation on investments		$(607,749)
(1) As of June 30, 2022, all portfolio companies are U.S. cannabis operators.
Net change in unrealized (depreciation) appreciation in our investments for the period from April 28, 2022 to June 30, 2022 was primarily driven by changes in the broader macro-environment including rising interest rates.
Valuation of Portfolio Investments
We will value our investments in accordance with valuation procedures approved by the Board. The Board, with the assistance of the Audit Committee of the Board (the “Audit Committee”), which is comprised of Independent Directors, and, in some cases, an independent valuation firm, will determine the fair values of the Company’s assets on at least a quarterly basis, in accordance with the terms of FASB Accounting Standards Codification Topic 820, Fair Value Measurement.
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.
Investments for which market quotations are readily available are typically valued at the bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, which may be the case for substantially all of our investments, are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Advisor, the Audit Committee and in some cases, an independent third-party valuation firm(s) engaged at the direction of the Board.
As part of the valuation process, the Board will take into account relevant factors in determining the fair value of our investments, which typically include: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board will consider whether the pricing indicated by the external event corroborates its valuation.
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;

Index
•With respect to investments for which market quotations are not readily available, the valuation process begins with a preliminary valuation of each investment by the Advisor, which will typically include input from an independent valuation firm(s);
•Preliminary valuation conclusions will be documented and discussed with the Advisor’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•The Audit Committee reviews the valuation recommendations and recommend values for each investment to the Board; and
•The Board reviews the recommended valuations and determine the fair value of each investment.
We conduct this valuation process on a quarterly basis.
We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply a valuation policy approved by the Board that is consistent with ASC 820. Consistent with the valuation policy, we evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.
Rule 2a-5 under the 1940 Act was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We intend to comply with the new rule’s requirements on or before the compliance date in September 2022.
Determination of Net Asset Value

Index
The NAV per share of our outstanding shares of common stock is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares of common stock outstanding at the date as of which the determination is made. Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.
Investments for which market quotations are readily available are typically valued at the bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, which may be the case for substantially all of our investments, are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Advisor, the Audit Committee and in some cases, an independent third-party valuation firm(s) engaged at the direction of the Board.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our shareholders and meet other general business needs. We use significant cash to purchase our target investments, repay principal and interest on our borrowings, make distributions to our shareholders and fund our operations. The sources of financing for our target investments are described below.
Our primary sources of cash generally consist of cash acquired in the Initial Merger Transaction, unused borrowing capacity under our Revolving Credit Facility, other financing sources, the net proceeds of future debt or equity offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through public and private offerings of our equity and debt securities. In the future, we may utilize other sources of financing to the extent available to us. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, the demand for capital continues to increase as operators seek to enter and build out new markets. We expect the principal amount of the loans we originate to increase and that we will need to raise additional equity and/or debt funds to increase our liquidity in the near future.
Initial Merger Transaction
On April 28, 2022, we entered into the Agreement and Plan of Merger (the “Merger Agreement”) with AFC BDC Warehouse LLC (“AFC BDC Warehouse”). The Merger Agreement provides the terms whereby AFC BDC Warehouse merged with and into us, with AFC BDC Inc. continuing as the surviving company (the “Merger”). In accordance with the terms of the Merger Agreement, at closing each limited liability company membership interest of AFC BDC Warehouse issued and outstanding immediately prior to the Merger automatically converted into a pro rata share (based on such member’s percentage interest in AFC BDC Warehouse, adjusted downward for fractional shares) of an aggregate 5,500,000 shares of our common stock issued in the Merger.
The aggregate number of shares of our common stock issued in the Merger was determined based on (a)(i) the aggregate net asset value of AFC BDC Warehouse determined as of March 31, 2022, plus (ii) capital contributions (if any) received by AFC BDC Warehouse during the period from but excluding March 31, 2022 through the close of business on the business day immediately prior to the Merger (the “Adjustment Period”), plus (iii) accrued but unpaid interest and normally recurring fees accrued but not paid, and accretion of original issue discount, during the Adjustment Period, minus (iv) cash distributions, if any, made by AFC BDC Warehouse during the Adjustment Period, plus or minus (v) such adjustment as the parties mutually agree to be reasonable or appropriate in view of any material change during the Adjustment Period to a portfolio company in which AFC BDC Warehouse has invested; and plus or minus (vi) such other adjustment as the parties mutually agree to be reasonable or appropriate in in the circumstances, divided by (b) a per share price of $20.00.
Prior to the Merger, our sole shareholder was Leonard M. Tannenbaum. Pursuant to the Merger Agreement, in connection with the consummation of the Merger, the shares of our common stock owned by Mr. Tannenbaum immediately prior to the Merger were automatically redeemed and cancelled in exchange for a cash payment from us equal to $20.00 per share for an aggregate payment of $1,000.

Index
Pursuant to the Merger Agreement with AFC BDC Warehouse on April 28, 2022, we acquired net assets of $110.0 million for total stock consideration of $110.0 million with the initial merger transaction. The investments acquired as part of the Initial Merger Transaction consisted of five investments in four portfolio companies.
The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the merger with AFC BDC Warehouse:

Consideration paid by the Company:
Common stock issued by the Company (1)	$110,000,000
Total purchase price	110,000,000

Assets acquired:
Cash	$68,377,885
Interest receivable on portfolio	361,249
Investments (2)	41,260,866
Net assets acquired	$110,000,000
(1) Common stock consideration was issued at the Company’s Net Asset Value of $20.00 at the date of the Merger.
(2) Investments acquired were recorded at fair value at the date of the acquisition, which is also the Company’s initial cost basis. The investments acquired are presented net of the interest reserve acquired with the Justice Grown investment of approximately $48,706.
Revolving Credit Facility
On June 29, 2022, we entered into the Unsecured Revolving Credit Agreement (the “Revolving Credit Agreement”), by and between us, as the borrower, and AFC Finance, LLC, as the agent and lender. AFC Finance, LLC is an affiliated entity wholly-owned by Leonard M. Tannenbaum, our Chief Executive Officer and the manager of Advisor, our investment adviser. The Revolving Credit Agreement provides for, among other things, a $50.0 million unsecured revolving loan credit facility, maturing June 30, 2023 (the “Revolving Credit Facility”). The Revolving Credit Facility provides for revolving credit commitments of up $50.0 million aggregate principal amount, which we may borrow, repay and redraw, from time to time under the Revolving Credit Agreement. Amounts borrowed under the Revolving Credit Facility accrue interest at a fixed rate of 8% per annum, payable in cash in arrears on the first day of each quarter. We did not incur any fees related to our entry into the Revolving Credit Facility, nor does the Revolving Credit Facility include any annual fee or unused fees.
As of June 30, 2022, we had not drawn on the Revolving Credit Facility. As such, there was no interest expense incurred for the period from April 28, 2022 (date of commencement of operations) to June 30, 2022. As of June 30, 2022, we had $50.0 million in available borrowing capacity under the Revolving Credit Facility.
As of June 30, 2022, all of our cash was unrestricted and totaled approximately $68.5 million. As of June 30, 2022, we believe that our cash on hand, capacity available under our line of credit and cash flows from operations will be sufficient to service any outstanding debt during the next twelve months.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of June 30, 2022 are as follows:

	As of June 30, 2022
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$2,526,983	$—	$—	$—	$2,526,983
Total	$2,526,983	$—	$—	$—	$2,526,983
As of June 30, 2022, all unfunded commitments relate to our total loan commitments and were available for funding in less than one year.

Index
We may enter into certain contracts that may contain a variety of indemnification obligations. The maximum potential future payment amounts we could be required to pay under these indemnification obligations may be unlimited.
Off-balance sheet commitments consist of unfunded commitments on delayed draw loans. Other than as set forth in this quarterly report on Form 10-Q, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.
For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” within our financial statements included in this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk. Market risk includes risk that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest; conditions affecting the general economy, including the impact of COVID-19 and any new variants of COVID-19; overall market changes, including an increase in market volatility due to COVID-19; legislative reform; local, regional, national or global political, social or economic instability; and interest rate volatility, including the decommissioning of LIBOR and rising interest rates.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate investments and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including the decommissioning of LIBOR and changes in alternate rates and prime rates, to the extent our debt investments include floating interest rates. A large portion of our portfolio is comprised of floating rate investments that utilize LIBOR or an alternative rate. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our gross investment income as indicated below.
Our investments are typically valued using a yield analysis, which is typically performed for non-credit impaired investments to borrowers. Changes in market yields may change the fair value of certain of our investments. Generally, an increase in market yields may result in a decrease in the fair value of certain of our investments, however this is mitigated to the extent our investments bear interest at a floating rate. As of June 30, 2022, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain (loss) of approximately $0.2 million and $(0.2) million, respectively. As of June 30, 2022, we had two floating-rate investments, representing approximately 25% of our portfolio based on aggregate outstanding principal balances, subject to a weighted average LIBOR floor of approximately 1.0% with LIBOR quoted as 1.787%. We estimate that a hypothetical 100 basis points increase in LIBOR would result in an increase in annual interest income of approximately $0.1 million and a hypothetical 100 basis points decrease in LIBOR would result in a decrease in annual interest income of approximately $(0.1) million.

Index
Potential Impact of LIBOR Transition
As of June 30, 2022, two of our investments, representing approximately 25% of our portfolio based on aggregate outstanding principal balances, paid interest at a variable rate tied to LIBOR. If LIBOR is no longer available, our applicable investment documents generally allow us to choose a new index based upon comparable information. However, if LIBOR is no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and its Principal Financial Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As of the end of the period covered by this quarterly report, we carried out an evaluation under the supervision and with the participation of our management, including Leonard M. Tannenbaum, our Chief Executive Officer, and Brett Kaufman, our Principal Financial Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
Due to a transition period established by SEC rules applicable to newly reporting companies, Management is not required to evaluate the effectiveness of our internal control over financial reporting. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor the Advisor are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us or them. From time to time, we and/or the Advisor may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the “Risk Factors” included in our registration statement on Form 10, as amended by Amendment No. 1 (SEC File No. 000-56393) filed with the SEC on April 5, 2022, which is accessible on the SEC’s website at sec.gov. There have been no material changes to the risk factors disclosed in the Form 10/A.
We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and results of operations.
From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019 and the conflict between Russia and Ukraine that began in late February 2022. Some economists and major investment banks have expressed concern that the continued spread of the COVID-19 globally could lead to a world-wide economic

Index
downturn. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the United States and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.
The COVID-19 outbreak, including new variants of COVID-19, such as the Delta and Omicron variants, continues to have, and any future outbreaks could have, an adverse impact on the ability of lenders to originate investments, the volume and type of investments originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of investments available for investment by the Company and returns to the Company, among other things. With respect to the U.S. credit markets (in particular for middle-market investments), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) greater volatility in pricing and spreads and difficulty in valuing investments during periods of increased volatility and liquidity issues; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced in the markets and by businesses and the economy in general, which may not necessarily adequately address the problems facing the loan market and middle-market businesses. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and our ability to grow and could also have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Past economic downturns or recessions have had a significant negative impact on the operating performance and fair value of middle market companies. For example, between 2008 and 2009, the U.S. and global capital markets were unstable, as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.
Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our Shareholders and our independent directors. Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. If the current market conditions (which are similar to those experienced from 2008 through 2009) continue for any substantial length of time, it could make it difficult to refinance or extend the maturity of our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in a rising interest rate environment. If any of these conditions appear, they may have an adverse effect on our business, financial condition, and results of operations. These events could limit our investment originations, limit our ability to increase returns to equity holders through the effective use of leverage, and negatively impact our operating results.
In addition, significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell our investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

Index
Government authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to address the market dislocations or avert severe and prolonged reductions in economic activity.
We also face an increased risk of investor, creditor or portfolio company disputes, litigation, and governmental and regulatory scrutiny as a result of the effects of COVID-19 on economic and market conditions.
We cannot predict how new tax legislation will affect us, our investments, or our Shareholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a regulated investment company or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the period from April 28, 2022 (date of commencement of operations) to June 30, 2022.
Use of Proceeds
On April 28, 2022, the Company completed its merger with AFC BDC Warehouse, pursuant to the Merger Agreement. Pursuant to the merger, we acquired net assets of $110.0 million for total stock consideration of $110.0 million with the initial merger transaction. 5,500,000 shares of common stock were issued at the Net Asset Value of $20.00 at the date of the Merger.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Index
Item 6. Exhibits

2.1†
Agreement and Plan of Merger, dated as of April 28, 2022, by and between AFC BDC Warehouse LLC and AFC BDC Inc. (incorporated by reference from Exhibit 2.1 to our Current Report on Form 8‑K filed May 3, 2022).

3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to Amendment No. 1 to the registration statement on Form 10 filed April 5, 2022).
3.2	Articles of Amendment and Restatement (incorporated by reference from Exhibit 3.2 to Amendment No. 1 to the registration statement on Form 10 filed April 5, 2022).
3.5	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.5 to Amendment No. 1 to the registration statement on Form 10 filed April 5, 2022).
10.1	Investment Advisory Agreement between the Company and the Advisor (incorporated by reference from Exhibit 3.1 to Amendment No. 1 to the registration statement on Form 10 filed April 5, 2022).
10.2	Administration Agreement between the Company and the Administrator (incorporated by reference from Exhibit 10.2 to Amendment No. 1 to the registration statement on Form 10 filed April 5, 2022).
10.4*	Custody Agreement between the Fund and Valley National Bank (incorporated by reference from Exhibit 10.4 to Amendment No. 1 to the registration statement on Form 10 filed April 5, 2022).
10.5	Distribution Reinvestment Plan (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the registration statement on Form 10 filed April 5, 2022).
10.6†
Unsecured Revolving Credit Agreement, dated as of June 29, 2022, by and among AFC BDC Inc., as Borrower, AFC Finance, LLC, as Lender and Agent (incorporated by reference from Exhibit 10.6 to our Current Report on Form 8‑K filed on July 5, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith
** Furnished herewith
† The registrant has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because such portions are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2022
AFC BDC INC.

	By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brett Kaufman
Brett Kaufman
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)